Form 10-K
period 2007-12-31
Citigroup Mortgage Loan Trust 2007-AMC4
filed 2008-03-31
CIK 1399477

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-138237-16

      Citigroup Mortgage Loan Trust 2007-AMC4
      (exact name of issuing entity as specified in its charter)

      Commission file number of Registrant: 333-138237

      Citigroup Mortgage Loan Trust Inc.
      (exact name of the depositor as specified in its charter)

      Citigroup Global Markets Realty Corp.
      (exact name of the sponsor as specified in its charter)



  Delaware                                01-0791848
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  390 Greenwich Street
  14th Floor
   New York, NY                                10013
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 723-6766



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               None.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.


               Substitute Information Provided in Accordance with General Instruction J(2) to Form 10-K.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Citibank, N.A. provides an interest rate swap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement is less than 10%.

Swiss Re Financial Products Corporation provides an interest rate cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate cap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Related to the Depositor and the Issuing Entity

On March 19, 2008, a complaint was filed with the Supreme Court of the State of New york, County of Nassau, against Citigroup Mortgage Loan Trust 2007-AMC4 and the Depositor by the City of Ann Arbor Employees' Retirement System, individually and on behalf of all other similarly situated. The complaint alleges violations of Section 11 of the Securities Act of 1933 based on various omissions and misstatements in the Registration Statement, the Prospectus and the Prospectus Supplement with respect to the mortgage loans underlying the transaction.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

On September 1, 2007, the Ameriquest Mortgage Company servicing platform was acquired by Citi Residential Lending Inc. ("CRL") at which time, CRL became the successor servicer of the mortgage loans under the Pooling and Servicing Agreement, dated June 1, 2007, among Citigroup Mortgage Loan Trust Inc. as depositor, Ameriquest Mortgage Company as servicer, Wells Fargo Bank, N.A. as master servicer and trust administrator and U.S. Bank National Association as trustee. CRL is an affiliate of the depositor, sponsor, the underwriter, the interest rate cap provider and the interest rate swap provider.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Ameriquest Mortgage Company has identified the following noncompliance with servicing criteria 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(x)(A) and
1122(d)(4)(xiv) applicable to the platform during the year end August 31, 2007 as follows:

Regulation AB Item - 1122(d)(4)(vi) - In certain instances, Ameriquest Mortgage Company did not obtain all documentation required by the transaction documents with respect to modifications. This instance of non-compliance was not discovered until after servicing responsibilities of Ameriquest Mortgage Company had ended.

Regulation AB Item 1122(d)(4)(vii) - Ameriquest Mortgage Company did not obtain all documentation as required by the transaction documents with respect to loss mitigation and recovery actions. This instance of non-compliance was not discovered until after servicing responsibilities of Ameriquest Mortgage Company had ended.

Regulation AB Item 1122(d)(4)(x)(A) - Ameriquest Mortgage Company did not perform annual analyses of funds held in trust for obligors for defaulted escrowed loans. This instance of non-compliance was not discovered until after servicing responsibilities of Ameriquest Mortgage Company had ended.

Regulation AB Item 1122(d)(4)(xiv) - In certain instances, Ameriquest Mortgage Company did not obtain all documentation required by its internal policies regarding charged off assets. Additionally, Ameriquest Mortgage Company in certain instances charged off mortgage loans secured by second liens earlier than as stated in the related transaction documents in cases when a final recovery determination had been made with respect to the associated first lien. This instance of non-compliance was not discovered until after servicing responsibilities of Ameriquest Mortgage Company had ended.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Citi Residential Lending, Inc. has identified the following noncompliance with servicing criteria 1122(d)(4)(vi), 1122(d)(4)(vii) and 1122(d)(4)(xiv) applicable to the platform during for the period beginning on September 1, 2007 through and including December 31, 2007 (the "Reporting Period")

Regulation AB Item - 1122(d)(4)(vi) - In certain instances, Citi Residential Lending, Inc. did not obtain all documentation required by the transaction documents with respect to modifications. Citi Residential Lending, Inc. has since reviewed its internal procedures regarding documentation required for loan modifications and has plans to implement changes which are meant to prevent future instances of non-compliance.

Regulation AB Item 1122(d)(4)(vii) - Citi Residential Lending, Inc. did not obtain all documentation as required by the transaction documents with respect to loss mitigation and recovery actions. Citi Residential Lending, Inc. has since reviewed its internal procedures regarding loss mitigation and recovery actions and has plans to implement changes which are meant to prevent future instances of non-compliance.

Regulation AB Item 1122(d)(4)(xiv) - In certain instances, Citi Residential Lending, Inc. did not obtain all documentation required by its internal policies regarding charged off assets. Citi Residential Lending, Inc. has since reviewed its internal procedures regarding loss mitigation and recovery actions and has plans to implement changes which are meant to prevent future instances of non-compliance.



Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', Ameriquest Mortgage Company and Citi Residential Lending Inc., Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement, dated as of June 1, 2007, among Citigroup Mortgage Loan Trust Inc., as depositor, Ameriquest Mortgage Company, as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as originally filed with the Commission on July 25, 2007).

  (10) Incorporated by reference as Exhibit 4.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Ameriquest Mortgage Company as Servicer
    33.2 Assurant, Inc. as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    33.3 Citi Residential Lending Inc. as Servicer
    33.4 Citibank, N.A as Custodian
    33.5 FIS Tax Services as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Ameriquest Mortgage Company as Servicer
    34.2 Assurant, Inc. as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    34.3 Citi Residential Lending Inc. as Servicer
    34.4 Citibank, N.A as Custodian
    34.5 FIS Tax Services as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



   (35) Servicer compliance statement.



    35.1 Ameriquest Mortgage Company as Servicer
    35.2 Citi Residential Lending Inc. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



   (b) Exhibits identified in paragraph (a) above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Citigroup Mortgage Loan Trust 2007-AMC4
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Joshua Kelly
   Joshua Kelly, Vice President
   (Senior officer in charge of the servicing function of the master servicer)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of June 1, 2007, among Citigroup Mortgage Loan Trust Inc., as depositor, Ameriquest Mortgage Company, as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as originally filed with the Commission on July 25, 2007).

   (10) Incorporated by reference as Exhibit 4.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Ameriquest Mortgage Company as Servicer
    33.2 Assurant, Inc. as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    33.3 Citi Residential Lending Inc. as Servicer
    33.4 Citibank, N.A as Custodian
    33.5 FIS Tax Services as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Ameriquest Mortgage Company as Servicer
    34.2 Assurant, Inc. as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    34.3 Citi Residential Lending Inc. as Servicer
    34.4 Citibank, N.A as Custodian
    34.5 FIS Tax Services as Sub-Contractor for Ameriquest Mortgage Company and Citi
    Residential Lending Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator


   (35) Servicer compliance statement.



    35.1 Ameriquest Mortgage Company as Servicer
    35.2 Citi Residential Lending Inc. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
